Form 10-K
period 2003-12-31
BAY VIEW TRANSACTION CORP
filed 2004-03-30
CIK 1232549

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-105220

BAY VIEW TRANSACTION CORPORATION

(originator of the Bay View 2003-LJ-1 Owner Trust discussed herein)
(Exact name of registrant as specified in its charter)

Delaware	41-2094366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Bay View Capital Corporation	94404
1840 Gateway Drive	(Zip Code)
San Mateo, California
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (650) 312-7300
Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     YES X     NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES                   NO X

DOCUMENTS INCORPORATED BY REFERENCE: None

Part I

     Terms not otherwise defined herein have the meanings set forth in the Indenture (the “Indenture”) relating the Bay View 2003-LJ-1 Owner Trust.

Item 1. Business

     Bay View Transaction Corporation, or “BVTC”, a wholly owned subsidiary of Bay View Acceptance Corporation (“BVAC”) which in turn is a wholly owned subsidiary of Bay View Capital Corporation (the “Company”), is a Delaware Corporation formed for the sole purpose of issuing asset-backed securities through Trusts. At December 31, 2003, BVTC had one active Trust: the Bay View 2003-LJ-1 Owner Trust, or the “Trust”. The only “business” of the Trust is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Registration Statement on Form S-3 (File No. 333-105220). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties

     BVTC and the Trust do not have any physical properties. Accordingly, this item is inapplicable.

Item 3. Legal Proceedings

     There were no material legal proceedings involving BVTC, the Trust, or, any certificates involving the Trustee which were pending at December 31, 2003, or as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

     No votes or consents of certificate-holders were solicited during fiscal year 2003 for any purpose.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     There is no established public trading market for the certificates.

     As of December 31, 2003, there were 31 registered certificate-holders of the Bay View 2003-LJ-1 Trust. Since the Trust pays no dividends with respect to the certificates, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust.

Item 6. Selected Financial Data

     No financial data is required of BVTC, as Registrant, in as much as the Registration Statement on Form S-3 (File No. 333-105220) was filed for and on behalf of the Trust and, furthermore, because BVTC is not a guarantor of any of the payments due from the Trust to certificate-holders.

     The regular monthly report forms, which the Trustee is required to include with each monthly distribution of the Trust’s assets to certificate-holders, sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the Indenture to be reported to certificate-holders.

     The Trust’s Monthly Servicer’s Certificate Reports, referred to as the “Monthly Reports”, for the months ended August 31, 2003 through December 31, 2003 have been previously filed as indicated at Part IV. Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

     The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Because of the limited business activity of the Trust, the presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Because of the limited business activity of the Trust, the presentation of Quantitative and Qualitative Disclosures About Market Risk, as required by Item 305 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

Item 8. Financial Statements and Supplementary Data

     As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the certificates are essentially “pass-through” securities, the Trust will have “income” only in the limited sense of collecting payments on the motor vehicle receivables. The only material items of “expense” for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Monthly Reports contained in the Current Reports on Form 8-K provide complete information on the amounts of the “income” and “expenses” of the Trust.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Not Applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Not applicable.

Item 11. Executive Compensation

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 2003, there were 31 registered certificate-holders of the Bay View 2003-LJ-1, all of whom maintained their security positions with the Depository Trust Company. While some of these certificate-holders’ security positions in the Trust exceeded 5% of the outstanding certificate balance, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13. Certain Relationships and Related Transactions

     BVTC received payments from the Trust in accordance with the terms of the Indenture.

Item 14. Principal Accountant Fees and Services

     Not applicable.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2):

     Incorporated herein and/or attached hereto as Exhibit No. 99.1 are copies of the Monthly Reports to the Trust for the periods from August 31, 2003 to December 31, 2003. A copy of the Independent Accountants’ report is incorporated herein and attached hereto as Exhibit No. 99.2.

     Current Reports on Form 8-K including Monthly Reports for the months ended September 30, 2003, October 31, 2003 and November 30, 2003 were filed in the quarter ended December 31, 2003.

(a)(3) Exhibits:

Regulation S-K		Reference to prior filing
Exhibit Number	Document	or exhibit number attached hereto

3.1	Certificate of Incorporation of Bay View Transaction Corporation	3.1

3.2	Bylaws of Bay View Transaction Corporation	3.2

4.1	Indenture	4.1

4.2	Administration Agreement	4.2

4.3	Trust and Servicing Agreement	4.3

10	Transfer and Contribution	4.4

99.1	Bay View 2003-LJ-1 Owner Trust Monthly Servicer’s Certificate Reports dated:
	August 31, 2003	99.1a.1
	September 30, 2003	99.1b.1
	October 31, 2003	99.1c.1
	November 30, 2003	99.1d.1
	December 31, 2003	99.1e.1

99.2	Independent Accountants’ Report	99.2

99.3	Annual Statement of Compliance by Servicer	99.3

99.4	Certification of Disclosure	99.4

(References to Prior Filings)

99.1a.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2003, filed September 25, 2003 (File No. 333-105220).

99.1b.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 15, 2003, filed October 24, 2003 (File No. 333-105220).

99.1c.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2003, filed November 25, 2003 (File No. 333-105220).

99.1d.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2003, filed December 29, 2003 (File No. 333-105220).

99.1e.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 15, 2004, filed January 27, 2004 (File No. 333-105220).

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on behalf of Bay View Transaction Corporation by the undersigned, thereunto duly authorized.

	BY:	BAY VIEW TRANSACTION CORPORATION
(ORIGINATOR OF THE TRUST)

BAY VIEW 2003-LJ-1 AUTO TRUST

Date: March 30, 2004	By:	/s/ John Okubo

John Okubo
Executive Vice President and Chief Financial Officer